Form 10QSB
period 1997-09-30
ROSEVILLE 1ST COMMUNITY BANCORP
filed 1997-11-19
CIK 1038423

                                     FORM 10-QSB
                   QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION
                  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      (AS LAST AMENDED BY 34-2231, EFF. 6/3/93.)

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


  (Mark One)

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 1997
                                           -------------------

    TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
    SECURITIES EXHCANGE ACT OF 1934
           For the transition period from _____________ to ______________
              Commission file number __________________________

         Roseville 1st Community Bancorp
----------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

    California                                   94-3268023
------------------------------              --------------------------
(State or other juridiction of              (IRS. Employer
incorporation or organization)              Identification No.)

    1801 Douglas Boulevard          Roseville, CA 95661
---------------------------------------------------------------------------
              (Address of principal executive offices)

(Issuer's telephone number)  (916) 773-3333
                             -------------

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  X    No
                                            Please see the following page.

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDING DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by a court.   Yes      No

         APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: ________________________ Please see the following page.

(Amended by Exch Act Rel No. 31905, eff 4/26/93.)

Transitional Small Business Disclosure Format  (Check one):   Yes      No  X

(Added by Exch Act Rel No. 31905, eff 4/26/93)

                                  NOTE TO COVER PAGE



Registrant Roseville 1st Community Bancorp ("Bancorp") is a recently-formed California corporation. It was formed by Roseville 1st National Bank (the "Bank"), a national bank which is not a reporting company, for the sole purpose of becoming the holding company for the bank, subject to approval of the Federal Reserve Board and the Comptroller of the Currency. The proposed reorganization (involving Bank, Bancorp and an interim national bank being formed solely for this reorganization) has not yet been effected and the required regulatory approvals are still pending. Since its formation, Bancorp has been, and still is, a mere shell corporation: it has no stockholders, no material assets, and has not engaged in any material transactions. This report on Form 10-QSB is made pursuant to section 15(d) of the Exchange Act solely due to the fact that a Registration Statement was filed on behalf of the Registrant under the Securities Act of 1933 which Bancorp believes became effective sometime during the quarter ended September 30, 1997. See also "Basis of Presentation".




PART 1     ITEM 1.   FINANCIAL STATEMENTS

                    BASIS OF PRESENTATION OF FINANCIAL STATEMENTS


The financial statements of Roseville 1st National Bank ("Bank") are provided in lieu of financial statements of Roseville 1st Community Bancorp ("Bancorp") since completion of the reorganization, which will result in the capitalization of Bancorp, is expected to occur sometime during the quarter ending December 31, 1997. Also, the financial information for the Bank was the basis for the financial information filed in Form S-4. Moreover, upon completion of the proposed reorganization, the financial information of Bancorp is expected to be substantially the same as that for the Bank (except for some organizational expenses) since Bancorp will wholly-own the Bank and the Bancorp will have no other material assets.

      The following interim Financial Statements are unaudited. However, in the opinion of Management, the results of operation of the Bank are fairly represented and disclosed.

                             ROSEVILLE 1ST NATIONAL BANK
                                    BALANCE SHEET
                             (Unaudited and $-Thousands)



                                                             September 30,
                                                                   1997
                                                                   ----

ASSETS

Cash and Due From Banks                                          $   1,488
Federal Funds Sold                                                   8,005
Investment Securities (Approx. Market Value: $  4,004)               4,004
Loans                                                               32,235
    Less: Allowance for Loan Losses                                   (290)
                                                                ----------
         Net Loans                                                  31,945
                                                                ----------
Premises and Equipment, Net                                          1,725
Other Real Estate Owned                                                117
Accrued Interest Receivable and Other Assets                           663
                                                                ----------

    TOTAL ASSETS                                                 $  47,947
                                                                ----------
                                                                ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-Interest Bearing                                         $   5,695
    Interest Bearing                                                37,843
                                                                ----------
         Total Deposits                                             43,538
                                                                ----------

Accrued Interest Payable and Other Liabilities                         288
                                                                ----------

         TOTAL LIABILITIES                                          43,826
                                                                ----------

Shareholders' Equity:
    Common Stock, Par Value, $5.00 Per Share;
    5,000,000 Shares Authorized; 319,972 Shares
    Issued and Outstanding.                                          1,600
    Additional Paid-In Capital                                         422
    Retained Earnings                                                2,089
    Unrealized Gain on Available-for-Sale Securities,
     Net of Taxes                                                       10
                                                                ----------

TOTAL SHAREHOLDERS' EQUITY                                           4,121
                                                                ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  47,947
                                                                ----------
                                                                ----------

                             ROSEVILLE 1ST NATIONAL BANK
                                   INCOME STATEMENT
                             (Unaudited and $-Thousands)

                                                   For the Three Months Ended
                                                           September 30,
                                                     1997              1996
                                                     ----              ----
INTEREST INCOME:

  Interest and Fees on Loans                        $   867           $   618
  Interest on Fed Funds Sold                            108                71
  Interest on Investment Securities                      64                61
                                                    -------           -------
     Total Interest Income                            1,039               750

INTEREST EXPENSE:

  Interest Expense on Deposits                          456               330
                                                    -------           -------

     Net Interest Income                                583               420

Provision for Loan Losses                                37                20
                                                    -------           -------

     Net Interest Income After Provision
      for Loan Losses                                   546               400
                                                    -------           -------

NON-INTEREST INCOME:


  Service Charges and Fees                               16                 9
  Other Income                                           75                43
                                                    -------           -------
     Total Non-Interest Income                           91                52
                                                    -------           -------

OTHER EXPENSES:

  Salaries and Employee Benefits                        230               175
  Occupancy and Equipment Expense                        59                40
  Other Expenses                                        152               107
                                                    -------           -------
     Total Other Expenses                               441               322
                                                    -------           -------

     Income Before Income Taxes                         196               130

Income Taxes                                             78               104
                                                    -------           -------

     Net Income                                     $   118           $    26
                                                    -------           -------
                                                    -------           -------

EARNINGS PER SHARE                                  $  0.37           $  0.08
                                                    -------           -------
                                                    -------           -------

COMMON STOCK USED TO COMPUTE EARNINGS               319,972           319,872
PER SHARE

                             ROSEVILLE 1ST NATIONAL BANK
                                   INCOME STATEMENT
                             (Unaudited and $-Thousands)



                                                    For the Nine Months Ended
                                                           September 30,
                                                     1997              1996
                                                     ----              ----
INTEREST INCOME:

  Interest and Fees on Loans                       $  2,432          $  1,828
  Interest on Fed Funds Sold                            218               192
  Interest on Investment Securities                     194               162
                                                   --------          --------
     Total Interest Income                            2,844             2,182

INTEREST EXPENSE:

  Interest Expense on Deposits                        1,198               977
                                                   --------          --------

     Net Interest Income                              1,646             1,205

Provision for Loan Losses                               126                53
                                                   --------          --------

     Net Interest Income After Provision for
      Loan Losses                                     1,520             1,152
                                                   --------          --------

NON-INTEREST INCOME:

  Service Charges and Fees                               41                23
  Other Income                                          179               141
                                                   --------          --------
     Total Non-Interest Income                          220               164
                                                   --------          --------

OTHER EXPENSES:

  Salaries and Employee Benefits                        604               488
  Occupancy and Equipment Expense                       147               143
  Other Expenses                                        424               319
                                                   --------          --------
     Total Other Expenses                             1,175               950
                                                   --------          --------

     Income Before Income Taxes                         565               366

Income Taxes                                            226               150
                                                   --------          --------

     Net Income                                      $  339            $  216
                                                   --------          --------
                                                   --------          --------

EARNINGS PER SHARE                                  $  1.06           $  0.68
                                                   --------          --------
                                                   --------          --------

COMMON STOCK USED TO COMPUTE EARNINGS               319,972          319,872
PER SHARE

                             ROSEVILLE 1ST NATIONAL BANK
                               STATEMENT OF CASH FLOWS
                             (Unaudited and $-Thousands)

                 Nine Month Periods Ended September 30, 1997 and 1996


                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:

Net Income                                             $   339        $   216
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                               126             53
   Depreciation and amortization                            81             48
   Increase (decrease) in deferred loan                    (37)            26
      origination fees and costs, net
   Decrease (increase) in loans held for sale             (294)           809
   Increase in accrued interest receivable                (100)           (11)
      and other assets
   Increase (decrease) in accrued interest payable          88            (13)
      and other liabilities
   Deferred income taxes                                     -            111
                                                       -------        -------

      Net cash provided by operating activities            203          1,239
                                                       -------        -------

Cash flows from investing activities:

   Purchase of available-for-sale securities               (18)        (2,085)
   Proceeds from sale of available-for-sale securities       -             37
   Proceeds from maturities and calls                      300          1,301
      of held-to-maturity securities
   Interest bearing deposits in banks                        -             99
   Net increase in loans                                (4,767)        (1,685)
   Purchase of premises and equipment                     (310)           (43)
                                                       -------        -------

      Net cash used in investing activities             (4,795)        (2,376)
                                                       -------        -------


                                     (Continued)

                             ROSEVILLE 1ST NATIONAL BANK
                               STATEMENT OF CASH FLOWS
                             (Unaudited and $-Thousands)

                 Nine Month Periods Ended September 30, 1997 and 1996



Cash flows from financing activities:                    1997           1996
                                                         ----           ----
   Net increase in demand, interest-bearing and
      savings deposits                                   3,898          4,160
   Net increase in time deposits                         4,955            246
   Proceeds from execution of stock options                  -              3
                                                       -------        -------

      Net cash provided by financing activities          8,853          4,409
                                                       -------        -------

      Increase in cash and cash equivalents              4,261          3,272

Cash and cash equivalents at beginning of the year       5,232          2,831
                                                       -------        -------

Cash and cash equivalents at end of period             $ 9,493        $ 6,103
                                                       -------        -------
                                                       -------        -------

             MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

ASSETS

During the first nine months of 1997, the Bank's assets have increased to $
47.95 million from $ 38.71 million at year end 1996. Investment securities have decreased from $ 4.26 million as of December 31, 1997 to $ 4.00 million as of September 30, 1997 with the maturity, in September, of the Bank's only U.S. Government agency security classified as hold-to-maturity. All securities are now held as available-for-sale and consist of U.S. Treasury Notes and U.S. Government Agency securities with a market value of $ 4.004 million at the end of September 1997. The average yield on the investment portfolio for the first nine months of 1997 was 6.47%.

Federal funds sold increased to $ 8.01 million at the end of the third quarter compared to $ 3.44 million at year end 1996 as high liquidity was maintained to fund significant growth in construction loans.

Total gross loans increased by $ 4.89 million over the first nine months of 1997 to $ 32.24 million with an average yield of 10.43%. The loan to deposit ratio as of September 30, 1997 is 74.04% compared to 78.83% at year end 1996. Loan growth has focused on real estate lending which comprises $ 4.65 million of the increase with commercial loans accounting for the remainder. The Bank will continue to give priority to these lending areas in the future.

The growth in premises and equipment of $ 282 thousand through the first nine months of 1997 related to new computers, networks and banking software to position the Bank for future growth.

LIABILITIES AND DEPOSITS

Over the first nine months of 1997, the bank's deposits increased to $ 43.54 million from $ 34.69 million at year end 1996. Non-interest bearing deposits increased to $ 5.69 million from $ 4.54 million at year end 1996 while interest bearing deposits increased to $ 37.84 million from $ 30.15 million over this period. The Bank's cost of funds as of September 30, 1997 was 4.17%. With an increase in commercial lending, deposit relationships with commercial customers are also being developed which is a factor in the overall growth of deposits. A promotion for certificates of deposit was conducted in mid-1997 to fund loan growth which increased these deposits to $ 20.11 million in September 1997 compared to $ 15.16 million in September 1996.

Other liabilities are comparable to 1996 levels. Due to the highly liquid position of the Bank, no Federal funds were purchased nor was any borrowing necessary during the first nine months of 1997.

INTEREST INCOME/EXPENSE

Interest income and fees on loans for the first nine months of 1997 increased to $ 2.43 million from $ 1.83 million over the first nine months of 1996. Over this same period, interest on Fed funds sold increased to $ 218 thousand compared to $ 192 thousand during 1996 and interest on investment securities increased to $ 194 thousand compared to $ 162 thousand in 1996.

Interest expense on deposits increased to $ 1.20 million through September 30, 1997 with interest on deposits being $ 977 thousand over the same period in 1996. The net interest income for this period increased to $ 1.65 million which exceeded the same period in 1996 which totaled $ 1.21 million. The Bank's net interest rate margin was 4.85% for September 1997.

With the increased loan volumes, the Bank added $ 126 thousand to the allowance for loan losses over the first nine months of 1997, compared to $ 53 thousand added in the same period of 1996.

NON-INTEREST INCOME

Non-interest income was $ 220 thousand in the first nine months of 1997, exceeding non-interest income of $ 164 thousand in the same period of 1996. Service charges on deposit accounts increased by $ 18 thousand based on growth in checking accounts. Other fee income increased by $ 38 thousand during this period due to expanded billing services, increased fees on loan sales and a one time distribution of $ 19 thousand from the Thrift Guaranty Corporation.

OTHER OPERATING EXPENSES


Salaries and benefits expenses were $ 604 thousand for the nine months ending in September compared to $ 488 thousand for the corresponding period in 1996. Staff increases in the loan functions to support loan growth and expanding management coverage in loans and Bank operations were the major causes of this increase. Occupancy and equipment expense for the nine months of 1997 were $ 147 thousand
compared to       $ 143 thousand during 1996 and included the implementation of a second site for back office operations and the Bank's first branch. Administration and operations expenses were $ 424 thousand for this period compared to $ 319 thousand in 1996, reflecting the overall growth in operations of the Bank.

CAPITAL

Capital increased to $ 4.12 million in September 1997 compared to $ 3.69 million in September 1996. No dividends have been declared to date and the Bank does not intend to do so in the immediate future.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Roseville 1st Community Bancorp
----------------------------------------------
    (Registrant)


    11/17/97            Douglas A. Nordell, Exec Vice President & COO
-----------------       ---------------------------------------------------
    Date                     (Signature)*(1)


    11/17/97            Thomas C. Warren, Sr. Vice President & CFO
--------------------    ---------------------------------------------------
    Date                     (Signature)*(2)