Form 10KSB40
period 1997-12-31
ROSEVILLE 1ST COMMUNITY BANCORP
filed 1998-03-30
CIK 1038423

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                 FORM 10-KSB
     (Mark One)

         / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                        For the fiscal year ended December 31, 1997

         /   /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from __________ to _________

                            COMMISSION FILE NUMBER
                                   333-06840

                        ROSEVILLE 1ST COMMUNITY BANCORP
            (Exact name of registrant as specified in its charter)

             CALIFORNIA                                    94-3268023
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
    Incorporation or organization)

                            1801 Douglas Boulevard
                          Roseville, California 95661
                          ---------------------------
                   (Address of principal executive offices)

                   Issuer's telephone number: (916) 773-3333

                               ---------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.01 per share
                               (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X  No   .
            ---   ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X].

         The issuer's revenues for the fiscal year ended December 31, 1997 were $0.

         As of March 27, 1998, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was $0. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

         The number of shares of Common Stock outstanding on March 27, 1998 was 0.

                            DOCUMENTS INCORPORATED BY REFERENCE

                                           None

         Transitional Small Business Disclosure Format:  Yes      No  X
                                                             ----    ----

                         PART I, PART II AND PART III

         Roseville 1st Community Bancorp, a California corporation ("Bancorp"), was formed on April 2, 1997 by Roseville 1st National Bank, a national bank (the "Bank"), which is not a reporting company under the Securities Exchange Act of 1934, as amended, for the sole purpose of becoming the holding company for the Bank, subject to approval of the Federal Reserve Board and the Comptroller of the Currency. The reorganization (involving Bancorp, the Bank and an interim national bank formed solely to effect the reorganization) did not receive the required regulatory approvals until early 1998 and, as a result, was not consummated until March 10, 1998. Accordingly, as of December 31, 1997, Bancorp had no shareholders, no material assets, no material operations and had not engaged in any material transactions. As of March 27, 1998, shares of Bancorp's common stock had not yet been issued to the shareholders of the Bank in exchange for their shares of the Bank's common stock. Thus, as of March 27, 1998, Bancorp had no shareholders.

         This report on Form 10-KSB is made pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, solely because a Registration Statement on Form S-4 was filed on behalf of Bancorp under the Securities Act of 1933, as amended, and became effective on or about May 14, 1997.

                                    PART IV


ITEM 1.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

    Exhibit
    Number
    ------
    2.1(1)         Agreement and Plan of Reorganization

    3.1(1)         Articles of Incorporation.

    3.2(1)         Bylaws.

    4.1(1)         See Exhibits 3.1 and 3.2.

     21(1)         Subsidiaries of Registrant

     24.1          Power of Attorney (see page 4 of this report on Form 10-K).

----------

(1) Filed with the Registrant's Registration Statement on Form S-4 (File No. 333-06840).

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the period of this report.

                                  SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ROSEVILLE 1ST COMMUNITY BANCORP

DATE:  March 26, 1998

                                              By       /s/ Richard C. Seeba
                                                -------------------------------
                                                            Richard C. Seeba
                                                   President, Chief Executive Officer
                                                              and Director

DATE:  March 26, 1998

                                               By      /s/ Douglas A. Nordell
                                                -------------------------------
                                                            Douglas A. Nordell
                                                         Executive Vice President
                                                        and Chief Operating Officer

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard C. Seeba, Douglas A. Nordell and Thomas C. Warren, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                               Date
               ---------                                  -----                               -----

    /s/ Richard C. Seeba                        President, Chief Executive               March 27, 1998
---------------------------------------             Officer (Principal
           Richard C. Seeba                       Executive Officer) and
                                                         Director



               Signature                                  Title                               Date
               ---------                                  -----                               -----


    /s/ Thomas C. Warren                          Senior Vice President,                 March 27, 1998
---------------------------------------          Chief Financial Officer
      Thomas C. Warren                           (Principal Financial and
                                                  Accounting Officer) and
                                                         Secretary



    /s/ Kirk Doyle                                       Director                        March 27, 1998
---------------------------------------
          Kirk Doyle


    /s/ Pat I. Abare                                     Director                        March 27, 1998
---------------------------------------
          Pat I. Abare


    /s/ Stephen F. Caulkins                              Director                        March 27, 1998
---------------------------------------
          Stephen F. Caulkins


    /s/ Howard Jahn                                      Director                        March 27, 1998
---------------------------------------
          Howard Jahn


    /s/ Thomas Manz                                      Director                        March 27, 1998
---------------------------------------
          Thomas Manz


    /s/ D. Mark Davis                                    Director                        March 27, 1998
---------------------------------------
          D. Mark Davis


    /s/ Ernest E. Johnson                                Director                        March 27, 1998
---------------------------------------
          Ernest E. Johnson


---------------------------------------                  Director                        March __, 1998
          James Otto


    /s/ Randall Scagliotti                               Director                        March 27, 1998
---------------------------------------
          Randall Scagliotti